Form 10-Q
period 1998-09-11
MUTUAL BENEFIT CHICAGO MARRIOTT SUITE HOTEL PARTNERS L P
filed 1998-10-27
CIK 842422

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 11, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-24467

           MUTUAL BENEFIT CHICAGO MARRIOTT SUITE HOTEL PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)

               Rhode Island                                 05-0440218
       ---------------------------                  -----------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation organization)

  10400 Fernwood Road, Bethesda, MD                         20817-1109
-------------------------------------                -----------------------
(Address of principal executive offices)                    (Zip Code)

        Registrant's telephone number, including area code: 301-380-2070
           Securities registered pursuant to Section 12(b) of the Act:
                                 Not Applicable
           Securities registered pursuant to Section 12(g) of the Act:
                      Units of Limited Partnership Interest
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes No ____ Not applicable |X| The Partnership became subject to Section 13 reporting on August 11, 1998.
================================================================================

================================================================================

================================================================================
           Mutual Benefit Chicago Marriott Suite Hotel Partners, L.P.
================================================================================


                                TABLE OF CONTENTS

                                                                       PAGE NO.

                         PART I - FINANCIAL INFORMATION


Item 1.       Financial Statements

              Condensed Statement of Operations
                Twelve and Thirty-Six Weeks Ended September 11, 1998 (Unaudited)
                      and September 12, 1997 (Unaudited).....................  1

              Condensed Balance Sheet
                  September 11, 1998 (Unaudited) and December 31, 1997.......  2

              Condensed Statement of Cash Flows
                  Thirty-Six Weeks Ended September 11, 1998 (Unaudited)
                      and September 12, 1997 (Unaudited)...................... 3

              Notes to Condensed Financial Statements (Unaudited)..............4


Item 2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..........................6


                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings...............................................11

Item 6.       Exhibits and Reports on Form 8-K................................11

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        CONDENSED STATEMENT OF OPERATIONS
           MUTUAL BENEFIT CHICAGO MARRIOTT SUITE HOTEL PARTNERS, L.P.
                                   (Unaudited)
                     (in thousands, except per Unit amounts)



                                                             Twelve Weeks Ended                 Thirty-Six Weeks Ended
                                                       September 11,    September 12,       September 11,     September 12,
                                                           1998             1997                1998              1997
                                                      --------------  ----------------    ---------------- ----------------
REVENUES (Note 2)....................................$          1,762  $         1,588    $          5,120  $         4,540
               -                                     ----------------  ---------------    ----------------  ---------------

OPERATING COSTS AND EXPENSES
   Real estate taxes and other.......................             295              282                 889              861
   Depreciation......................................             241              193                 708              578
   Incentive management fee..........................             244              215                 703              604
   Base management fee...............................             110              104                 323              299
   Ground rent and administrative....................             117               83                 330              251
                                                     ----------------  ---------------    ----------------  ---------------

                                                                1,007              877               2,953            2,593
                                                     ----------------  ---------------    ----------------  ---------------

OPERATING PROFIT.....................................             755              711               2,167            1,947
   Interest expense..................................            (474)            (497)             (1,480)          (1,496)
   Interest income...................................              14                9                  45               38
                                                     ----------------  ---------------    ----------------  ---------------

NET INCOME...........................................$            295  $           223    $            732  $           489
                                                     ================  ===============    ================  ===============

ALLOCATION OF NET INCOME
   General Partner...................................$              3  $             2    $              7  $             5
   MBIP Limited Partner Interest.....................               3                2                   7                5
   Limited Partner Unit Holders......................             289              219                 718              479
                                                     ----------------  ---------------    ----------------  ---------------

                                                     $            295  $           223    $            732  $           489
                                                     ================  ===============    ================  ===============

NET INCOME
   PER LIMITED PARTNER UNIT (335 Units)..............$            863  $           654    $          2,143  $         1,430
                                                     ================  ===============    ================  ===============










            See Notes to Condensed Financial Statements (Unaudited).

                             CONDENSED BALANCE SHEET
           MUTUAL BENEFIT CHICAGO MARRIOTT SUITE HOTEL PARTNERS, L.P.
                                 (in thousands)



                                                                                          September 11,       December 31,
                                                                                              1998                1997
                                                                                           (unaudited)
                                                                                         --------------      -------------
                                                       ASSETS

   Property and equipment, net..........................................................$         23,621    $        23,784
   Due from Marriott International, Inc.................................................             649                507
   Other assets.........................................................................             343                428
   Property improvement fund............................................................             296                402
   Cash and cash equivalents............................................................           1,061                841
                                                                                        ----------------     --------------

                                                                                        $         25,970     $       25,962
                                                                                        ================     ==============

                                          LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES
   Mortgage debt........................................................................$         23,400    $        24,475
   Deferred incentive management fee due to Marriott International, Inc.................           3,582              3,587
   Accounts payable and accrued expenses................................................             544                193
   Note payable to Marriott International, Inc..........................................             533                528
                                                                                        ----------------     --------------
     Total Liabilities..................................................................          28,059             28,783
                                                                                        ----------------     --------------
PARTNERS' DEFICIT
   General Partner......................................................................              (3)               (10)
   MBIP Limited Partner Interest........................................................              (3)               (10)
   Limited Partner Unit Holders.........................................................          (2,083)            (2,801)
                                                                                        ----------------     --------------
     Total Partners' Deficit............................................................          (2,089)            (2,821)
                                                                                        ----------------     --------------
                                                                                        $         25,970    $        25,962
                                                                                        ================    ===============










            See Notes to Condensed Financial Statements (Unaudited).

                        CONDENSED STATEMENT OF CASH FLOWS
           MUTUAL BENEFIT CHICAGO MARRIOTT SUITE HOTEL PARTNERS, L.P.
                                   (Unaudited)
                                 (in thousands)



                                                                                             Thirty-Six Weeks Ended
                                                                                       September 11,         September 12,
                                                                                           1998                  1997
                                                                                     ----------------      ----------------
OPERATING ACTIVITIES
   Net income.......................................................................$             732     $             489
   Noncash items....................................................................              831                   862
   Change in operating accounts.....................................................              166                   219
                                                                                    -----------------     -----------------

       Cash provided by operating activities........................................            1,729                 1,570
                                                                                    -----------------     -----------------
INVESTING ACTIVITIES
   Additions to property and equipment..............................................             (545)                 (868)
   Changes in property improvement fund.............................................              106                    45
                                                                                    -----------------     -----------------
       Cash used in investing activities............................................             (439)                 (823)
                                                                                    -----------------     -----------------
FINANCING ACTIVITIES
   Principal repayments of mortgage debt............................................           (1,075)                 (590)
   Proceeds from note payable to Marriott International, Inc........................               35                   451
   Repayments on note payable to Marriott International, Inc........................              (30)                    -
   Payment of refinancing costs.....................................................                -                  (347)
                                                                                     -----------------     -----------------
       Cash used in financing activities............................................           (1,070)                 (486)
                                                                                     -----------------     -----------------
INCREASE IN CASH AND CASH EQUIVALENTS...............................................              220                   261

CASH AND CASH EQUIVALENTS at beginning of period....................................              841                   733
                                                                                    -----------------     -----------------
CASH AND CASH EQUIVALENTS at end of period..........................................$           1,061     $             994
                                                                                    =================     =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest...........................................................$           1,009     $             974
                                                                                    =================     =================








            See Notes to Condensed Financial Statements (Unaudited).

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           MUTUAL BENEFIT CHICAGO MARRIOTT SUITE HOTEL PARTNERS, L.P.
                                   (Unaudited)


1. The accompanying condensed financial statements have been prepared by Mutual Benefit Chicago Marriott Suite Hotel Partners, L.P. (the "Partnership") without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying statements. The Partnership believes the disclosures made are adequate to make the information presented not misleading. However, the condensed financial statements should be read in conjunction with the Partnership's financial statements and notes thereto for the fiscal year ended December 31, 1997 included in the Partnership's Form 10-A.

In the opinion of the Partnership, the accompanying unaudited condensed financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 11, 1998, the results of operations for the twelve and thirty-six weeks ended September 11, 1998 and September 12, 1997 and cash flows for the thirty-six weeks ended September 11, 1998 and September 12, 1997. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations.

For financial reporting purposes, net profits and net losses of the Partnership are allocated 1% to MOHS Corporation (the "General Partner"), a wholly owned subsidiary of Host Marriott Corporation ("Host Marriott"), 1% to Mutual Benefit Investment Properties ("MBIP"), a limited partner, and 98% to the remaining limited partners. Significant differences exist between the net profits and net losses for financial reporting purposes and the net profits and net losses reported for Federal income tax purposes. These differences are due primarily to the use, for income tax purposes, of accelerated depreciation methods, shorter depreciable lives of the assets, differences in the timing of the recognition of management fee expense and the deduction of certain costs incurred during construction which have been capitalized in the accompanying condensed financial statements.

2. Hotel revenues represent house profit from the Hotel since the Partnership has delegated substantially all of the operating decisions related to the generation of house profit of the Hotel to Marriott International, Inc. (the "Manager"). House profit reflects hotel operating results which flow to the Partnership as property owner and represents gross hotel sales less property-level expenses, excluding depreciation and amortization, base and incentive management fees, property taxes and certain other costs, which are disclosed separately in the condensed statement of operations.

On November 20, 1997 the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on EITF 97-2, "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements." EITF 97-2 addresses the circumstances in which a management entity may include the revenues and expenses of a managed entity in its financial statements.

The Partnership has considered the impact of EITF 97-2 and concluded that it should be applied to its hotel. Accordingly, upon adoption, hotel sales and property-level expenses will be reflected on the statement of operations. This change in accounting principle will be adopted in the financial statements during the fourth quarter of 1998 as of and for the year ended December 31, 1998 with retroactive effect in prior periods to conform to the new presentation. Application of EITF 97-2 will increase both revenues and operating expenses by approximately $1.9 million for the twelve weeks ended September 11, 1998 and September 12, 1997 and $5.7 million and $5.4 million for the thirty-six weeks ended September 11, 1998 and September 12, 1997, respectively, and will have no impact on operating profit or net income.

Revenues consist of the following Hotel operating results for the twelve and thirty-six weeks ended September 11, 1998 and September 12, 1997 (in thousands):

                                                            Twelve Weeks Ended                 Thirty-Six Weeks Ended
                                                       September 11,   September 12,      September 11,     September 12
                                                           1998             1997                1998              1997
                                                           ----             ----                ----              ----
     HOTEL SALES
       Rooms.........................................$          2,937  $         2,729    $          8,579  $         7,835
       Food and beverage.............................             617              606               1,839            1,777
       Other.........................................             121              125                 363              357
                                                      ---------------  ---------------     ---------------   ---------------
                                                                3,675            3,460              10,781            9,969
                                                      ---------------  ---------------     ---------------   ---------------
     HOTEL EXPENSES
       Departmental direct costs
         Rooms.......................................             622              601               1,820            1,746
         Food and beverage...........................             512              489               1,513            1,435
       Other operating expenses......................             779              782               2,328            2,248
                                                      ---------------  ---------------     ---------------   ---------------
                                                                1,913            1,872               5,661            5,429
                                                      ---------------  ---------------     ---------------   ---------------
     REVENUES........................................$          1,762  $         1,588    $          5,120  $         4,540
                                                     ================  ===============    ================  ===============

3. Host Marriott Corporation ("Host Marriott"), the parent company of the General Partner of the Partnership, has adopted a plan to restructure its business operations so that it will qualify as a real estate investment trust ("REIT"). As part of this restructuring (the "REIT Conversion"), Host Marriott and its consolidated subsidiaries will contribute their full-service hotel properties and certain other businesses and assets to Host Marriott, L.P., a Delaware limited partnership (the "Operating Partnership"), in exchange for units of limited partnership interest in the Operating Partnership ("OP Units") and the assumption of liabilities. As part of the REIT Conversion, Host Marriott proposes to merge into HMC Merger Corporation (to be renamed "Host Marriott Corporation"), a Maryland corporation ("Host REIT"), and thereafter continue and expand its full-service hotel ownership business. Host REIT expects to qualify as a REIT beginning with its first full taxable year commencing after the REIT Conversion is completed, which Host Marriott currently expects to be the year beginning January 1, 1999 (but which might not be until the year beginning January 1, 2000). Host REIT will be the sole general partner of the Operating Partnership.

The Operating Partnership is proposing to acquire by merger (the "Merger") the Partnership. The Limited Partners in the Partnership have been given an opportunity to receive, on a tax-deferred basis, OP Units in the Operating Partnership in exchange for their current limited partnership interests. At any time prior to 5:00 p.m. on the fifteenth trading day following the effective date of the Merger, the Limited Partners can elect to exchange the OP Units received in connection with the Merger for either common stock of Host REIT or a 6.56% callable note due December 15, 2005 of the Operating Partnership. Exercise of either the election to receive common stock or a note would be a taxable transaction.

Beginning one year after the Merger, Limited Partners who retain OP Units may exchange such OP Units for Host REIT common stock on a one-for-one basis (or their cash equivalent, as determined by Host REIT).

On June 2, 1998, the Operating  Partnership filed a Registration  Statement on Form S-4 with the Securities and Exchange Commission. In October 1998, the Prospectus/Consent Solicitation Statement, which formed a part of such Registration Statement, was mailed to the Limited Partners who have until December 12, 1998 to vote on this Merger, unless extended.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Form 10-Q include forward-looking statements including, without limitation, statements related to the proposed REIT conversion, the terms, structure and timing thereof, and the expected effects of the proposed REIT conversion and business and operating strategies in the future. All forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual transactions, results, performance or achievements to be materially different from any future transactions, results, performance or achievement expressed or implied by such forward-looking statements. Certain of the transactions described herein are subject to certain consents of shareholders, lenders, debtholders and partners of Host Marriott and its affiliates and of other third parties and various other conditions and contingencies, and future results, performance and achievements will be affected by general economic, business and financing conditions, competition and government actions. The cautionary statements set forth in reports filed under the Securities Act of 1934 contain important factors with respect to such forward-looking statements, including: (i) national and local economic and business conditions that will, among other things, affect demand for hotels and other properties, the level of rates and occupancy that can be achieved by such properties and the availability and terms of financing; (ii) the ability to maintain the properties in a first-class manner; (iii) the ability to compete effectively; (iv) the ability to obtain required consents of shareholders, lenders, debtholders, partners and ground lessors in connection with Host Marriott's proposed conversion to a REIT and to consummate all of the transactions constituting the REIT conversion; (v) changes in travel patterns, taxes and government regulations; (vi) governmental approvals, actions and initiatives; (vii) the effects of tax legislative action; and (viii) the timing of Host Marriott's election to be taxed as a REIT and the ability to satisfy complex rules in order to qualify for taxation as a REIT for federal income tax purposes and to operate effectively within the limitations imposed by these rules. Although the Partnership believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained or that any deviations will not be material. The Partnership undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

RESULTS OF OPERATIONS

Revenues. Year-to-date revenues increased 13%, or $580,000, over 1997 from $4.5 million to $5.1 million. For the third quarter of 1998, revenues increased 11% or $174,000 over the same period in 1997 from $1.6 million to $1.8 million. Revenues were impacted primarily by growth in revenue per available room ("REVPAR"). REVPAR represents the combination of the average daily room rate charged and the average daily occupancy achieved and is a commonly used indicator of hotel performance (although it is not a GAAP, or generally accepted accounting principles, measure of revenue). REVPAR does not include food and beverage or other ancillary revenues generated by the property. For the thirty-six weeks ended September 11, 1998, the increase in REVPAR to $133 from $122 during the same period in 1997 was the result of a 10% increase in average room rate from $144 to $159, slightly offset by a one percentage point decrease in average occupancy to 84%. For the third quarter of 1998, REVPAR increased 7% to $136 as a result of an 8% increase in the average room rate to $158 while occupancy remained stable at 86%. The increase in the average room rate was primarily due to the Hotel limiting the sale of discounted rooms, creating a breakfast-included rate which raised the non-corporate premium rate, and increasing its corporate room rates.

Operating Costs and Expenses. Operating costs and expenses increased 15% to $1.0 million for the third quarter and 14% to $3.0 million for the thirty-six weeks ended September 11, 1998 when compared to the same periods in 1997. The increase in operating costs and expenses for the quarter was primarily due to the 25% or $48,000 increase in depreciation expense, the 13% or $29,000 increase in incentive management fee, and the 28% or $19,000 increase in ground rent expense. The increase in year-to-date operating costs and expenses was primarily due to the 22% or $130,000 increase in depreciation expense, a 24% or $49,000 increase in ground rent expense, and a 16% or $99,000 increase in the incentive management fee. The increase in depreciation expense was due to the completion of the rooms' renovation in 1997. Ground rent is the greater of 3% of gross room sales or $300,000 on an annual basis. Incentive management fee is calculated as 20% of hotel net house profit, which represents gross hotel sales less property-level expenses, base management fee, the escrow reserve contribution and certain other costs. The increase in the ground rent expense and the incentive management fee was the result of the improvement in revenues discussed above. As a percentage of revenues, operating costs and expenses increased two percentage points to 57% for the third quarter and one percentage point to 58% for the first thirty-six weeks of 1998 when compared to the same periods in 1997.

Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, operating profit increased $44,000 to $755,000 for the third quarter and $220,000 to $2.2 million year-to-date in 1998 from $1.9 million for the same period in 1997. As a percentage of revenues, operating profit decreased two percentage points to 43% for the third quarter and decreased one percentage point to 42% for the first thirty-six weeks of 1998. These slight decreases can be attributed to the increases in operating costs and expenses discussed above.

Interest expense. Interest expense decreased 5% for the third quarter and 1% for the thirty-six weeks ended September 11, 1998 when compared to the same periods in 1997 due primarily to principal payments and a lower interest rate on the mortgage loan. The weighted average principal balance during the third quarter of 1998 was $23.4 million compared to $24.8 million during the comparable period in 1997. The weighted average interest rate on the mortgage loan for the third quarter of 1998 was 7.69% compared to 7.78% for the same period in 1997. For the thirty-six weeks ended September 11, 1998, the weighted average principal balance was $24.1 million compared to $25.1 million during the same period in 1997. The weighted average interest rate increased to 7.76% year-to-date in 1998 from 7.67% in 1997.

Net income. Net income increased 32%, or $72,000, to $295,000 for the third quarter of 1998 and 50%, or $243,000, to $732,000, when compared to the first thirty-six weeks of 1997. These increases were primarily due to an increase in hotel revenues, offset by the changes in expenses discussed above.

CAPITAL RESOURCES AND LIQUIDITY

General

The General Partner believes that cash from operations will provide adequate funds for the operational needs of the Partnership for the foreseeable future.

Principal Sources and Uses of Cash

The  Partnership's  principal source of cash is from operating  activities.
Its principal uses of cash are to fund the Hotel's property improvement fund and to pay required principal amortization of the mortgage debt. Additionally, the Partnership is required to use its excess annual cash flow to pay additional principal on the mortgage debt.

Total cash provided by operating activities for the thirty-six weeks ended September 11, 1998 and September 12, 1997, was $1.7 million and $1.6 million, respectively. The increase was primarily due to an increase in hotel revenues when compared to 1997.

For the thirty-six weeks ended September 11, 1998 and September 12, 1997, cash used in investing activities was $439,000 and $823,000, respectively, and consisted of contributions to and expenditures from the property improvement fund. Contributions to the property improvement fund were $431,000 and $399,000 for the thirty-six weeks ended September 11, 1998 and September 12, 1997, respectively. Contributions are equal to 4% of gross hotel sales and increased $32,000 in 1998 over 1997 due to the $812,000 increase in sales. Net expenditures from the fund year to date in 1998 totaled $545,000, and included $35,000 for the roof and facade repair work. Expenditures for the comparable period in 1997 were $868,000, and included $473,000 for the roof and facade work. Roof and facade expenditures were funded by the Partnership through borrowing on the roof and facade loan with MII. The General Partner believes that the property improvement fund will provide adequate funds in the short and long term to meet the Hotel's capital needs.

For the thirty-six  weeks ended  September 11, 1998 and September 12, 1997, cash used in financing activities was $1.1 million and $486,000, respectively, and consisted primarily of repayments on the mortgage debt. The mortgage loan requires minimum quarterly amortization payments based on a 20-year schedule. Additionally, all excess cash flow after payment of ground rent, required principal and interest payments, incentive management fee, partnership administrative expenses and refinancing costs is to be applied toward principal amortization. On June 24, 1998, the Partnership made a $766,000 principal payment from excess cash flow generated during 1997. In June of 1997, the Partnership made a principal payment of $305,000 from excess cash generated during 1996. As of September 11, 1998, the principal balance on the mortgage loan is $23.4 million. Additionally, during the third quarter of 1998, the Partnership began making monthly principal and interest payments on the roof and facade loan from MII.

YEAR 2000 ISSUE

The "Year 2000 Issue" has arisen because many existing computer programs and chip-based embedded technology systems use only the last two digits to refer to a year, and therefore do not properly recognize a year that begins with "20" instead of the familiar "19." If not corrected, many computer applications could fail or create erroneous results. The following disclosure provides information regarding the current status of the Partnership's Year 2000 compliance program.

The Partnership processes its records on computer hardware and software systems maintained by Host Marriott Corporation ("Host Marriott"), the parent company of the General Partner of the Partnership. Host Marriott has adopted a compliance program because it recognizes the importance of minimizing the number and seriousness of any disruptions that may occur as a result of the Year 2000 Issue. Host Marriott's compliance program includes an assessment of Host Marriott's hardware and software computer systems and embedded systems, as well as an assessment of the Year 2000 issues relating to third parties with which the Partnership has a material relationship or whose systems are material to the operations of the Partnership's Hotel. Host Marriott's efforts to ensure that its computer systems are Year 2000 compliant have been segregated into two separate phases: in-house systems and third-party systems.

In-House Systems.Host Marriott has invested in the implementation and maintenance of accounting and reporting systems and equipment that are intended to enable the Partnership to provide adequately for its information and reporting needs and which are also Year 2000 compliant. Substantially all of Host Marriott's in-house systems have already been certified as Year 2000 compliant through testing and other mechanisms and Host Marriott has not delayed any systems projects due to the Year 2000 Issue. Host Marriott is in the process of engaging a third party to review its Year 2000 in-house compliance. Host

Marriott believes that future costs associated with Year 2000 Issues for its in-house systems will be insignificant and will therefore not impact the Partnership's business, financial condition and results of operations. Host Marriott has not developed, and does not plan to develop, a separate contingency plan for its in-house systems due to their current Year 2000 compliance. However, Host Marriott does have detailed contingency plans for its in-house systems covering a variety of possible events, including natural disasters, interruption of utility service and similar events.

Third-Party Systems. The Partnership relies upon operational and accounting systems provided by third parties, primarily the Manager of its Hotel, to provide the appropriate property-specific operating systems (including reservation, phone, elevator, security, HVAC and other systems) and to provide it with financial information. Based on discussions with the third parties that are critical to the Partnership's business, including the Manager of its Hotel, Host Marriott believes that these parties are in the process of studying their systems and the systems of their respective vendors and service providers and, in many cases, have begun to implement changes, to ensure that they are Year 2000 compliant. To the extent these changes impact property-level systems, the Partnership may be required to fund capital expenditures for upgraded equipment and software. Host Marriott does not expect these charges to be material, but is committed to making these investments as required. To the extent that these changes relate to the Manager's centralized systems (including reservations, accounting, purchasing, inventory, personnel and other systems), the Partnership's management agreement generally provides for these costs to be charged to the Partnership's Hotel. Host Marriott expects that the Manager will incur Year 2000 costs for its centralized systems in lieu of costs related to system projects that otherwise would have been pursued and therefore, its overall level of centralized charges allocated to the Hotel will not materially increase as a result of the Year 2000 compliance effort. Host Marriott believes that this deferral of certain system projects will not have a material impact on its future results of operations, although it may delay certain productivity enhancements at the Partnership's Hotel. Host Marriott will continue to monitor the efforts of these third parties to become Year 2000 compliant and will take appropriate steps to address any non-compliance issues. The Partnership believes that in the event of material Year 2000 non-compliance caused by a breach of the Manager's duties, the Partnership will have the right to seek recourse against the Manager under its third party management agreement. The management agreement generally does not specifically address the Year 2000 compliance issue. Therefore the amount of any recovery in the event of Year 2000 non-compliance at a property, if any, is not determinable at this time.

Host Marriott will work with the third parties to ensure that appropriate contingency plans will be developed to address the most reasonably likely worst case Year 2000 scenarios, which may not have been identified fully. In particular, Host Marriott has had extensive discussions regarding the Year 2000 Issue with Marriott International, the Manager of the Hotel. Due to the significance of Marriott International to the Partnership's business, a detailed description of Marriott International's state of readiness follows.

Marriott International has adopted an eight-step process toward Year 2000 readiness, consisting of the following: (i) Awareness: fostering understanding of, and commitment to, the problem and its potential risks; (ii) Inventory: identifying and locating systems and technology components that may be affected;
(iii) Assessment: reviewing these components for Year 2000 compliance, and assessing the scope of Year 2000 issues; (iv) Planning: defining the technical solutions and labor and work plans necessary for each particular system; (v) Remediation/Replacement: completing the programming to renovate or replace the problem software or hardware; (vi) Testing and Compliance Validation: conducting testing, followed by independent validation by a separate internal verification team; (vii) Implementation: placing the corrected systems and technology back into the business environment; and (viii) Quality Assurance: utilizing a dedicated audit team to review and test significant projects for adherence to quality standards and program methodology.

Marriott International has grouped its systems and technology into three categories for purposes of Year 2000 compliance: (i) information resource applications and technology (IT Applications) -- enterprise-wide systems supported by Marriott International's centralized information technology organization ("IR"); (ii) Business-initiated Systems ("BIS") - systems that have been initiated by an individual business unit, and that are not supported by Marriott International's IR organization; and (iii) Building Systems - non-IT equipment at properties that use embedded computer chips, such as elevators, automated room key systems and HVAC equipment. Marriott International is prioritizing its efforts based on how severe an effect noncompliance would have on customer service, core business processes or revenues, and whether there are viable, non-automated fallback procedures (System Criticality).

Marriott International measures the completion of each phase based on documented and quantified results, weighted for System Criticality. As of the end of the 1998 third quarter, the awareness and inventory phases were complete for IT Applications and nearly complete for BIS and Building Systems. For IT Applications, the Assessment, Planning and Remediation/Replacement phases were each over 80 percent complete, and Testing and Compliance Validation had been completed for a number of key systems, with most of the remaining work in its final stage. For BIS and Building Systems, Assessment and Planning were in the mid- to upper-range of completion, with a substantial amount of work in process, while the progress level for Remediation/Replacement and Testing and Compliance Validation had not yet been documented and quantified. Quality Assurance is also in progress for IT Applications and is scheduled to begin for BIS and Business Systems in the near future. Marriott International's goal is to substantially complete the Remediation/Replacement and Testing phases for its System Critical IT Applications by the end of 1998, with 1999 reserved for unplanned contingencies and for Compliance Validation and Quality Assurance. For System Critical BIS and Building Systems, the same level of completion is targeted for June 1999 and September 1999, respectively.

Marriott International has initiated Year 2000 compliance communications with its significant third party suppliers, vendors and business partners, including its franchisees. Marriott International is focusing its efforts on the business interfaces most critical to its customer service and revenues, including those third parties that support the most critical enterprise-wide IT Applications, franchisees generating the most revenues, suppliers of the most widely used Building Systems and BIS, the top 100 suppliers, by dollar volume, of non-IT products, and financial institutions providing the most critical payment processing functions. Responses have been received from a majority of the firms in this group.

Marriott International is also establishing a common approach for testing and addressing Year 2000 compliance issues for its managed and franchised properties. This includes a guidance protocol for operated properties, and a Year 2000 "Toolkit" for franchisees containing relevant Year 2000 compliance information. Marriott International is also utilizing a Year 2000 best-practices sharing system.

Risks. There can be no assurance that Year 2000 remediation by the Partnership or third parties will be properly and timely completed, and failure to do so could have a material adverse effect on the Partnership, its business and its financial condition. The Partnership cannot predict the actual effects to it of the Year 2000 Issue, which depends on numerous uncertainties such as:
(i) whether significant third parties properly and timely address the Year 2000 Issue; and (ii) whether broad-based or systemic economic failures may occur. Host Marriott is also unable to predict the severity and duration of any such failures, which could include disruptions in passenger transportation or transportation systems generally, loss of utility and/or telecommunications services, the loss or distortion of hotel reservations made on a centralized reservation system and errors or failures in financial transactions or payment processing systems such as credit cards. Due to the general uncertainty inherent in the Year 2000 Issue and the Partnership's dependence on third parties, the Partnership is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Partnership. Host Marriott's Year 2000 compliance program is expected to significantly reduce the level of uncertainty about the Year 2000 Issue and Host Marriott believes that the possibility of significant interruptions of normal operations should be reduced.

                           PART II. OTHER INFORMATION


ITEM 1.         LEGAL PROCEEDINGS

Neither the Partnership nor the Hotel are presently subject to any material litigation nor, to the General Partner's knowledge, is any material litigation threatened against the Partnership or the Hotel, other than routine litigation and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and which collectively are not expected to have a material adverse effect on the business, financial condition or results of operations of the Partnership.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

(a)             Exhibits:  None.

(b)             Reports on Form 8-K:

September 16, 1998 -- In this filing, Item 5 -- Other Events discloses that the General Partner sent the limited partners of the Partnership a letter to inform them that September 18, 1998 will be the record date for voting in the forthcoming consent solicitation. Those limited partners whose ownership is reflected on the records of the General Partner as of September 18, 1998 will be eligible to vote on the merger and proposed amendments to the partnership agreement. A copy of the letter was included as an Item 7 -- Exhibit in this Form 8-K filing.

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MUTUAL BENEFIT CHICAGO MARRIOTT SUITE HOTEL
                                   PARTNERS, L.P.

                                   By:    MOHS CORPORATION
                                          General Partner



October 27, 1998                   By:    /s/ Earla L. Stowe
                                          Earla L. Stowe
                                          Vice President and Chief Accounting
                                          Officer